Form 10-Q
period 2012-03-31
New Source Energy Corp
filed 2012-06-22
CIK 1527547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-35539

New Source Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-2735455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

914 North Broadway Avenue,

Suite 230

Oklahoma City, OK 73102

(Address of principal executive offices, including Zip Code)

(405) 272-3028

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company: See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 31, 2012, the registrant had 24,257,500 shares of common stock, par value $0.001 per share, issued and outstanding.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. For implications of our status as an emerging growth company, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report.

NEW SOURCE ENERGY CORPORATION

FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

New Source Energy Corporation

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$62	$738
Oil and natural gas sales receivables	6,373	6,656
Oil and natural gas sales receivables—related parties	532	452
Prepaid expenses and deposits	216	244
Derivative assets	1,926	1,241
Deferred tax asset	3,154	2,067

Total current assets	12,263	11,398

Property and equipment:
Oil and natural gas properties, at cost, using full cost method	233,523	220,749
Prepaid drilling and completion costs	3,668	4,384
Other property and equipment	507	241
Accumulated depreciation, depletion and amortization	(104,308)	(100,028)

Total property and equipment, net	133,390	125,346

Goodwill	4,228	4,228
Loan fees, net	1,898	2,046
Deferred offering costs	1,883	1,266
Derivative assets	697	687

Total assets	$154,359	$144,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$999	$561
Accounts payable—related parties	5,324	3,876
Accrued liabilities	483	322
Derivative obligations	1,728	1,610
Income taxes payable	11	98

Total current liabilities	8,545	6,467

Credit facility	68,500	68,500
Accounts payable—related parties	5,674	2,001
Derivative obligations	1,384	1,629
Deferred tax liability	16,909	16,212
Asset retirement obligation	1,596	1,534

Total liabilities	102,608	96,343

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock ($0.001 par, 20,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock ($0.001 par, 180,000,000 shares authorized, 24,257,500 shares issued and 21,357,500 shares outstanding at March 31, 2012 and December 31, 2011)	21	21
Additional paid-in capital	62,756	59,398
Accumulated deficit	(11,026)	(10,791)

Total stockholders’ equity	51,751	48,628

Total liabilities and stockholders’ equity	$154,359	$144,971

The accompanying notes are an integral part of these financial statements.

New Source Energy Corporation

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
REVENUES
Oil sales	$1,529	$1,076
Natural gas sales	1,554	2,286
Natural gas liquids sales	7,529	7,979

Total revenues	10,612	11,341

OPERATING COSTS AND EXPENSES
Oil and natural gas production expenses	2,093	2,156
Oil and natural gas production taxes	355	303
General and administrative (including stock-based compensation expense of $3,358 for the three months ended March 31, 2012)	4,613	172
Depreciation, depletion and amortization	4,280	3,223
Accretion expense	30	14

Total operating costs and expenses	11,371	5,868

Operating income (loss)	(759)	5,473

OTHER INCOME (EXPENSE)
Interest expense	(812)	(656)
Realized and unrealized gain (loss) from derivatives, net	1,009	(3,526)

Income (loss) before income taxes	(562)	1,291
Income tax benefit	327	—

Net income (loss)	$(235)	$1,291

Net loss per common share—basic and diluted (See Note 1)	$(0.01)

Weighted average shares outstanding used in computing net loss per share—basic and diluted	21,358

Pro forma net income reflecting change in tax status (See Note 1)
Income before income taxes		$1,291
Pro forma income tax expense		(502)

Pro forma net income		$789

Pro forma earnings per share—basic and diluted (See Note 1)
Pro forma net income per common share		$0.04

Shares used in computing earnings per share		20,000

The accompanying notes are an integral part of these financial statements.

New Source Energy Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(235)	$1,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,280	3,223
Stock-based compensation	3,358	—
Deferred income tax benefit	(390)	—
Amortization of loan fees	148	120
Accretion expense	30	14
Unrealized loss (gain) on derivatives, net	(822)	3,223
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	283	750
Oil and natural gas sales receivables—related parties	(80)	—
Other current assets	28	—
Accounts payable—trade	438	—
Accounts payable—related parties	632	819
Accrued liabilities	161	—
Income taxes payable	(87)	—

Net cash provided by operating activities	7,744	9,440

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for oil and natural gas properties	(7,537)	(11,072)
Payments for other property and equipment	(266)	—

Net cash used in investing activities	(7,803)	(11,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for offering costs	(617)	—
Investment by parent	—	1,632

Net cash provided by (used in) financing activities	(617)	1,632

Net change in cash and cash equivalents	(676)	—

Cash and cash equivalents, beginning of period	738	—

Cash and cash equivalents, end of period	$62	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$662	$536

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalized asset retirement obligation	$32	$18
Increase (decrease) in accrued capital expenditures	4,489	(2,495)

The accompanying notes are an integral part of these financial statements.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

1. Summary of Significant Accounting Policies

Organization

New Source Energy Corporation (the “Company”) is a Delaware corporation that was formed on July 12, 2011 to acquire and develop oil and natural gas properties. On August 12, 2011, the Company acquired (i) certain oil and natural gas properties from Scintilla, LLC (“Scintilla”), an affiliated entity, in exchange for 20.0 million shares of the Company’s common stock and $60.0 million cash, and (ii) additional working interests from other contributing parties in exchange for 1.2 million shares of the Company’s common stock and the assumption of deferred income tax liabilities.

The properties acquired on August 12, 2011 include interests in wells producing oil, natural gas, and natural gas liquids from the Misener-Hunton (the “Hunton”) formation in east-central Oklahoma. The properties acquired represent an undivided 90% of Scintilla’s working interest in certain Hunton formation producing wells located in Pottawatomie, Seminole and Okfuskee Counties, Oklahoma (“Golden Lane Area”), which equates to approximately a 38% weighted average working interest in the Golden Lane Area, and approximately an undivided 60% working interest in certain Hunton formation producing wells located in Oklahoma and Lincoln Counties, Oklahoma (“Luther Area”).

Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of the Company at March 31, 2012 and December 31, 2011 and the Company’s results of operations and cash flows for the three months ended March 31, 2012 and 2011. These condensed financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated interim periods in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these unaudited condensed financial statements should be read along with the Company’s financial statements for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1 (File No. 333-176548) for an expanded discussion of the Company’s financial disclosures and accounting policies. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Nature of Operations

The transaction between the Company and Scintilla discussed above was a transaction between businesses under common control. The accounts relating to the properties acquired have been reflected retroactively in the Company’s financial statements at carryover basis. Therefore, for periods prior to August 12, 2011, the accompanying financial statements may not be indicative of the Company’s future performance and may not reflect what its financial position, results of operations, and cash flows would have been had it been operated as an independent company during the periods prior to August 12, 2011 presented.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

Prior to August 12, 2011, Scintilla performed certain corporate functions on behalf of the properties acquired, and the financial statements reflect an allocation of the costs Scintilla incurred. These functions included executive management, information technology, tax, insurance, accounting, legal and treasury services. The costs of such services were allocated based on the most relevant allocation method to the service provided, primarily based on relative book value of assets, among other factors. Management believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operated as an independent company for the periods prior to August 12, 2011 presented. The charges for these functions are included primarily in general and administrative expenses.

Reclassification

Reclassifications were made to the prior period financial statements to conform to the current period presentation. These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings per share amounts. Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves. Other significant estimates include, but are not limited to, the valuation of commodity derivatives and the Company’s common stock issued in a business combination and as compensation for services, the allocation of general and administrative expenses, and asset retirement obligations.

Oil and Natural Gas Properties

The Company utilizes the full cost method of accounting for oil and natural gas properties whereby productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the ceiling limitation). In arriving at estimated after-tax future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated after-tax future net revenues have been prepared by an independent

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

petroleum engineer. Future net revenues were computed based on reserves using prices calculated as the unweighted arithmetical average oil and natural gas prices on the first day of each month within the latest twelve-month period. Prior to August 12, 2011, the ceiling limitation computation was determined without regard to income taxes. There were no full cost ceiling write-downs recorded in the three months ended March 31, 2012 or 2011.

Earnings per Share

Subsequent to the acquisition of the properties from Scintilla on August 12, 2011, the Company presents earnings per share information in accordance with ASC Topic 260, “Earnings per Share.”

The Company’s restricted shares of common stock are participating securities under ASC 260, because they may participate in undistributed earnings with common stock. However, in accordance with ASC 260, securities are deemed not to participate in losses if there is no obligation to fund such losses. Since the Company reported a net loss for the three months ended March 31, 2012, the outstanding restricted stock awards were not deemed to be participating securities for this period.

Accordingly, basic loss per common share for the three months ended March 31, 2012 was determined by dividing net loss for this period by the weighted average number of common shares outstanding. Since the Company incurred a loss for this period, the restricted shares granted had no dilutive effect and, therefore, were not considered in computing diluted loss per share.

Pro Forma Earnings per Share

Pro forma net earnings per common share for periods through August 11, 2011 were determined by dividing pro forma net income by the weighted average number of shares of common stock outstanding, which was the 20 million shares issued to Scintilla in exchange for oil and natural gas properties.

2. Related Party Transactions

The Company is affiliated by common ownership and has a working relationship with New Dominion, LLC (“New Dominion”), an exploration and production operator based in Tulsa, Oklahoma. New Dominion is currently contracted to operate the Company’s existing wells in the Hunton formation in east-central Oklahoma. New Dominion has historically performed this service for Scintilla. As a result, all historical accounts payable related to the Company’s properties are presented as accounts payable – related party in the accompanying balance sheets.

New Dominion acquires leasehold acreage on behalf of the Company for which the Company is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Company is obligated is approximately $7.6 million as of March 31, 2012, of which $1.9 million is reflected as a current liability and $5.7 million is reflected as a long-term liability. The Company classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Company for these costs.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

3. Credit Facility

On August 12, 2011, the Company entered into a $150.0 million four-year credit facility with Bank of Montreal as administrative agent and KeyBank as syndication agent. Although the credit facility has a $150.0 million borrowing limit, the Company is only entitled to borrow an amount equal to the Company’s borrowing base, which will be re-determined on a semiannual basis and at other times as directed by the Company or the administrative agent. The initial borrowing base was $72.5 million. The borrowing base will be re-determined based on reserve reports prepared by engineers acceptable to the administrative agent, which the Company must deliver to the administrative agent on April 1 and October 1 of each year. At March 31, 2012, the borrowing base was $72.5 million.

As of March 31, 2012, the Company had $68.5 million outstanding under the Company’s credit facility and, as a result, the Company had $4.0 million of available borrowing capacity under the credit facility. The credit facility matures on August 12, 2015 and bears interest at a variable rate, which was approximately 3.75% per annum at March 31, 2012. Amounts borrowed and repaid under the credit facility may be re-borrowed. The credit facility is available for general corporate purposes, including working capital for the Company’s operations. The Company’s obligations under the credit facility are secured by substantially all of the Company’s assets.

4. Fair Value of Financial Instruments

Measurements of fair value of derivative instruments are classified according to the fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1: Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Measured based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that can be valued using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The valuation models used to value derivatives associated with the Company’s oil and natural gas production are primarily industry standard models that consider various inputs including: (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. Although third party quotes are utilized to assess the reasonableness of the prices and valuation techniques, there is not sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Natural gas liquids swaps	$—	$—	$(1,642)	$(1,642)
Oil and natural gas collars	—	—	1,153	1,153

Total	$—	$—	$(489)	$(489)

The Company’s commodity derivative contracts are accounted for at fair value on a recurring basis. The net fair values at March 31, 2012 and December 31, 2011 of $(0.5) million and $(1.3) million, respectively, were classified as Level 3. The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are compared to the values provided by the counterparty for reasonableness. Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s derivative contracts.

Fair Value on a Non-Recurring Basis

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, the statement applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; common stock issued for compensation purposes; goodwill impairment assessments; and the initial recognition of asset retirement obligations for which fair value is used.

The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. New assets measured at fair value during the year ended December 31, 2011 relate to the purchase of certain oil and natural gas properties in exchange for 1.2 million shares, equal to $11.9 million based upon discounted cash flows associated with the properties’ estimated proved reserves (using various analyses with discount factors ranging from 8% to 15%). The inputs used by management for the fair value measurements of these acquired oil and gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The Company utilizes ASC Topic 718, “Compensation—Stock Compensation,” to value shares issued for compensation purposes. Measurement of share-based payment transactions with employees is generally based on the grant date fair value of the equity instruments issued.

The Company utilizes ASC Topic 350, “Intangibles—Goodwill and Other,” to perform an annual impairment test of goodwill. As required by ASC Topic 350, the impairment test is accomplished using a two-step approach. The first step screens for impairment, by comparing the fair value of the carrying amount, and when impairment is indicated, a second step is employed to measure the impairment. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

Asset retirement cost estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3.

The carrying amount of the revolving long-term debt of $68.5 million as of March 31, 2012 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The Company has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative contracts classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3) Three Months Ended March 31,
	2012	2011
Beginning balance	$(1,311)	$(1,174)
Realized gains (losses)	187	(220)
Unrealized gains (losses)	822	(2,976)
Settlements paid (received)	(187)	220

Ending balance	$(489)	$(4,150)

Change in unrealized gains (losses) included in earnings related to derivates still held as of March 31, 2012 and 2011	$822	$(2,976)

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

5. Derivative Instruments

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor price over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has elected not to designate its current derivative contracts as hedges. Therefore, changes in the fair value of these instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the condensed statements of operations.

Commodity derivative positions at March 31, 2012 were as follows:

Oil collars:

	XXXXXXXXX	XXXXXXXXX	XXXXXXXXX
Year	Volumes (Bbls)	Floor Price	Ceiling Price
April 1 - December 31, 2012	97,954	$72.00	$112.02
2013	91,145	$72.00	$118.76
2014	34,645	$86.01	$116.97

Natural gas liquid swaps:

	XXXXXXXXX	XXXXXXXXX	XXXXXXXXX
Year	Volumes (Gals)	Avg Price per Gal	Range per Gal
April 1 - December 31, 2012	7,862,102	$1.260	$0.399 - $2.381
2013	8,173,304	$1.062	$0.376 - $2.300
2014	3,148,316	$1.133	$0.410 - $2.300

Natural gas collars:

	XXXXXXXXX	XXXXXXXXX	XXXXXXXXX
Year	Volumes (MMBtu)	Floor Price	Ceiling Price
April 1 - December 31, 2012	1,031,265	$4.00	$4.72
2013	950,004	$4.25	$5.43

Balance Sheet Presentation

The following information summarizes the presentation of the fair value of the Company’s derivative instruments on the condensed balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Current asset	$1,926	$1,241
Long-term asset	697	687
Current liability	(1,728)	(1,610)
Long-term liability	(1,384)	(1,629)

Total fair value at period end	$(489)	$(1,311)

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed statements of operations as “Realized and unrealized derivatives gain (loss) from derivatives, net.” Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts. Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change. The following summarizes the Company’s realized and unrealized gains (losses) from derivative instruments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Realized gains (losses) on derivative instruments	$187	$(303)
Unrealized gains (losses) on derivative instruments	822	(3,223)

Total realized and unrealized gains (losses) on derivative instruments	$1,009	$(3,526)

6. Income Taxes

Subsequent to the acquisition of oil and gas properties from Scintilla on August 12, 2011, the Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes.” The provision (benefit) for income taxes for the three months ended March 31, 2012 is comprised of (in thousands):

Current	$63
Deferred	(390)

Provision (benefit) for income tax expense	$(327)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes. The significant differences between pre-tax book loss and taxable book loss relate to non-deductible expenses.

The Company’s income tax benefit was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred tax liabilities:

Current:
Derivative obligations	$749

Total current deferred tax liability	749
Noncurrent:
Derivative obligations	271
Depreciable and depletable property, plant and equipment	21,962

Total noncurrent deferred tax liabilities	22,233

Total deferred tax liabilities	22,982
Deferred tax assets:
Current:
Derivative obligations	(672)
Stock compensation	(3,231)

Total current deferred tax asset	(3,903)
Noncurrent:
Derivative obligations	(538)
Asset retirement obligation	(621)
Net operating loss carryforward and alternative minimum tax credit	(4,165)

Total noncurrent deferred tax asset	(5,324)

Total deferred tax assets	(9,227)

Net deferred tax liability	$13,755

7. Stock-based Compensation

On August 18, 2011, the Company granted 2,900,000 shares of restricted common stock, with 1,000,000 shares vesting upon the first anniversary of the date of grant, 700,000 shares vesting on the second anniversary of the date of grant, and the remaining 1,200,000 shares vesting on the completion of an initial public offering of the Company’s common stock pursuant to a filed prospectus provided that the employees remain employed by the Company on the applicable vesting dates subject to limited exceptions.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

The Company amortizes the value to expense over the vesting periods for which there are fixed vesting terms of the awards. Accordingly, the Company recorded $3.4 million of stock-based compensation for the three months ended March 31, 2012, as compared to no stock-based compensation expense recorded for the three months ended March 31, 2011. As of March 31, 2012, unamortized stock compensation expense is $8.6 million.

An additional $11.9 million is expected to be charged to expense in the period in which the Company completes an initial public offering of common stock.

8. Commitments and Contingencies

Commitments

As part of the transactions described in Notes 1 and 2, the Company acquired rights to participate in the development of undeveloped properties held and to be acquired by Scintilla and New Dominion. These properties will be held by New Dominion for the benefit of the Company pending development of the properties. The Company is required by its underlying agreements with New Dominion to pay certain acreage fees to reimburse New Dominion for the cost of the acreage attributable to the Company’s working interest when invoiced by New Dominion. The Company recognizes an asset and corresponding liability as the acreage costs are incurred by New Dominion, as set forth in Note 2, Related Party Transactions.

New Dominion controls the acquisition and development of these properties. The Company is obligated to reimburse New Dominion for its proportionate share of the cost of additional acreage New Dominion purchases. At March 31, 2012, the Company estimates that its proportionate share of the cost of additional acreage it expects New Dominion to purchase, in addition to the amount already recognized in its financial statements, will amount to approximately $4.3 million. To the extent the Company elects to participate in developing future wells on this acreage as proposed by New Dominion, it will be obligated to pay its proportionate share of the development costs, including paying connection charges to New Dominion for connection and access to its saltwater disposal infrastructure and maintenance and operating costs of New Dominion’s saltwater disposal wells. The Company does not become obligated to fund development costs until (i) wells are proposed by New Dominion for drilling, and (ii) the Company’s consent to participate in the drilling activity is formalized. The Company estimates that at March 31, 2012 it has committed to fund future development costs of approximately $2.8 million.

Legal Matters

New Dominion is a defendant in a legal proceeding arising in the normal course of its business which may impact the Company as described below.

In the case of Mattingly v. Equal Energy, LLC, New Dominion is a named defendant. In this case, the plaintiffs assert claims on behalf of a class of royalty owners in wells operated by New Dominion and others from which natural gas is sold by New Dominion to Scissortail Energy, LLC. The plaintiffs assert that royalties to the class should be paid based upon the price received by Scissortail for the gas and its components at the tailgate of the plant, rather than the price paid by Scissortail at the wellhead where the gas is purchased. The plaintiffs assert a variety of breach of contract and tort claims. The case was originally filed in the District Court of Creek County, Oklahoma was removed by the defendants to the federal court but was remanded to state court on August 1, 2011.

If a liability does attach to New Dominion as operator, New Dominion would look to the working interest owners to pay their proportionate share of any liability. While the outcome and impact on the Company of this proceeding cannot be predicted with certainty, management believes a range of loss from $10,000 to $250,000 may be reasonably possible.

The Company may be involved in other various routine legal proceedings incidental to its business from time to time. However, there were no other material pending legal proceedings to which the Company is a party or to which any of its assets are subject.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

9. Subsequent Events

The Company aborted an initial public offering of its common stock in May 2012. As a result of that aborted offering, deferred offering costs in the amount of $1.9 million, of which $0.6 million were incurred in the quarter ended March 31, 2012, will be charged against earnings in the quarter ending June 30, 2012.

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2012 that warrant additional disclosure or accounting considerations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

New Source Energy Corporation (the “Company” or “we,” and correlative terms) is an independent energy company engaged in the development and production of onshore oil and liquids-rich natural gas projects in the United States. Our primary business strategy is to utilize specialized processes and low cost access to existing infrastructure to develop and produce hydrocarbons consistently and economically from known reservoirs previously deemed not prospective by others. Our current properties consist of non-operated working interests in the Misener-Hunton (the “Hunton”) formation, a conventional resource reservoir in east-central Oklahoma. This formation has a 90-year history of exploration and development and thousands of wellbore penetrations that have led to more accurate geologic mapping. We believe our position as non-operator and our strategic relationship as an affiliate of our contract operator, New Dominion, LLC (“New Dominion” or our “contract operator”), allow us to maintain low fixed operating expenses by utilizing a limited in-house employee base aside from our management team. We are committed to pursuing conventional resource plays in proximity to our existing asset base that are similar in profile and that carry what we believe is minimal exploration risk.

We were formed on July 12, 2011, to acquire and develop oil and natural gas properties. On August 12, 2011, we acquired certain oil and natural gas assets from Scintilla, LLC (“Scintilla”) and certain other parties for 21.2 million shares of our common stock and $60 million in cash, as described in the notes to our financial statements included in this Quarterly Report. At the time of our acquisition of these assets, we became a party to agreements by which New Dominion will continue as the contract operator of those properties. We subsequently acquired additional undeveloped interests in our Golden Lane field from Scintilla. Both Scintilla and New Dominion are owned and controlled by our principal stockholder, chairman and senior geologist, David J. Chernicky. Scintilla serves as Mr. Chernicky’s holding company for his working interests, while New Dominion acts as the operator of those assets and related infrastructure.

On August 30, 2011, we filed a registration statement with the Securities and Exchange Commission (the “Commission”) on Form S-1 for an initial public offering of our common stock. This registration statement was declared effective by the Commission on May 8, 2012. However, due to adverse general market conditions, we elected not to complete this offering and filed a request to withdraw our registration statement with the Commission on May 11, 2012. If general market conditions improve, we may again attempt an offering of debt or equity securities and/or other capital-raising activities, but we can offer no assurance that we will do so or, if we do, that we will be successful in such activities. As a result of our decision to abandon this offering, we will charge deferred offering costs in the amount of $1.9 million against our earnings in the second quarter of 2012.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	Reduced disclosure about our executive compensation arrangements;

•	Exemption from holding non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We expect to take advantage of one or more of these reduced reporting burdens in our future filings. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards under the JOBS Act. We have elected to take advantage of the benefits of this extended transition period. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

We may remain an emerging growth company for up to five years following an initial public offering of our common stock, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Overview and Basis of Presentation

Until the closing of our acquisition of the assets we acquired from Scintilla and certain other parties on August 12, 2011, as described in the notes to our financial statements included in this Quarterly Report, we were a newly formed corporation with only nominal assets and no active business operations. Since Scintilla is under common control with us, we recorded the assets we acquired from Scintilla retrospectively at their historical carrying values, and no goodwill or other intangible assets were recognized. Approximately 7% of the assets we acquired on August 12, 2011 (based on PV-10 reserve value as of December 31, 2010) were acquired from parties other than Scintilla not under common control with us, and accordingly, those assets have not been included in our historical financial statements as of dates and for periods ended prior to August 12, 2011 but are included in our financial statements prospectively from that date. Likewise, our historical operations data for periods prior to August 12, 2011 provided in this Quarterly Report reflect only the assets acquired from Scintilla but reflect and will reflect historical operations data of all of our assets for periods after that date.

Our historical financial statements as of and for periods prior to this date were prepared on a “carve out” basis. As such, they reflect historical accounts attributable to the assets we acquired from Scintilla for such periods, including allocation of expenses of Scintilla. Due to the change from a non-taxable entity to a taxable one on August 12, 2011, our financial statements also include substantial deferred income taxes attributable to the differences between the book and tax bases of the assets we acquired from Scintilla and the assets we acquired from other parties. These book and tax basis differences primarily result from prior income tax deductions taken with respect to these assets by Scintilla and the other parties from which the assets were acquired. The deferred income taxes primarily relate to the acquisition of these assets, and are non-recurring in nature.

Our historical financial statements may not be indicative of our future performance and may not reflect what our results of operations, financial position and cash flows would have been if we had operated as an independent company during all of the periods presented. We expect to incur additional annual costs associated with outstanding stock-based compensation awards that will vest in the future as well as our compliance and disclosure obligations as a public company, which will require us to implement additional financial and management controls, reporting systems and procedures and hire additional accounting, financial and legal staff. Our general and administrative expenses are subject to change as our operations change over time.

Summary Operating Data

The following table presents summary historical operating data:

	Three months ended March 31,
	2012	2011
Net Sales Data:
Oil sales (Bbls)	15,295	11,797
Natural gas (Mcf)	762,608	778,845
Natural gas liquids (Bbls)	188,264	188,831

Total crude oil equivalent (Boe)(1)	330,660	330,435
Average daily volumes (Boe/d)	3,634	3,672
Average Sales Price (Excluding Derivatives):
Crude oil (per Bbl)	$99.97	$91.21
Natural gas (per Mcf)	$2.04	$2.94
Natural gas liquids (per Bbl)	$39.99	$42.25
Average equivalent price (per Boe)	$32.09	$34.32
Expenses (per Boe):
Lease operating expenses	$5.10	$3.88
Workover expenses	$1.23	$2.65
Production taxes	$1.07	$0.92
General and administrative	$13.95	$0.52
Depreciation, depletion and amortization	$12.94	$9.75

(1)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

Results of Operations—Three Months Ended March 31, 2012 and 2011

Oil, Natural Gas & Natural Gas Liquids Revenues. Revenues from oil and natural gas operations were approximately $10.6 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 6%, compared to the three months ended March 31, 2011. Of the total revenues generated during the three months ended March 31, 2012, approximately 71% were generated through natural gas liquids sales, approximately 15% were generated through natural gas sales and approximately 14% were generated through oil sales. The decrease in revenues was largely the result of generally lower average prices of natural gas liquids and natural gas.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

•	the average realized natural gas liquids price was $39.99 per Bbl during the three months ended March 31, 2012, a decrease of 5% from $42.25 per Bbl during the three months ended March 31, 2011;

•	total natural gas liquids production was 188,264 Bbls for the three months ended March 31, 2012, approximately the same as 188,831 Bbls for the three months ended March 31, 2011;

•	the average realized oil price was $99.97 per Bbl during the three months ended March 31, 2012, an increase 10% from $91.21 per Bbl during the three months ended March 31, 2011;

•	total oil production was 15,295 Bbls during the three months ended March 31, 2012, an increase of 30% from 11,797 Bbls during the three months ended March 31, 2011;

•	the average realized natural gas price was $2.04 per Mcf during the three months ended March 31, 2012, a decrease of 31% from $2.94 per Mcf during the three months ended March 31, 2011; and

•	total natural gas production was 762,608 Mcf for the three months ended March 31, 2012, a decrease of 2% from 778,845 Mcf for the three months ended March 31, 2011.

For the quarter ended March 31, 2012, production of oil increased, production of natural gas liquids was nearly equivalent, and production of natural gas decreased slightly as compared to the first quarter of 2011 primarily because the Company has increased its development and production activities since the first quarter of 2011 in areas of the Hunton reservoir containing a higher concentration of oil and natural gas liquids and a relatively lower concentration of natural gas.

Lease operating expenses. Lease operating expenses increased $0.4 million, or 32%, to $1.7 million during the three months ended March 31, 2012 from $1.3 million during the three months ended March 31, 2011. Significant components of lease operating expenses were power and fuel, treating and chemicals, salt water disposal and overhead charges.

Workover expenses. Workover expenses decreased $0.5 million, or 54%, to $0.4 million during the three months ended March 31, 2012 from $0.9 million during the three months ended March 31, 2011. Workovers decreased due to focus on capitalized lateral extensions and new drilling and fewer required workover operations.

Total production costs decreased on an equivalent basis from $6.53 per Boe to $6.33 per Boe.

Production taxes. Production taxes increased $52,000, or 17%, to $355,000 during the three months ended March 31, 2012 from $303,000 during the three months ended March 31, 2011. The increase primarily was due to tax refunds received in 2011.

General and administrative expenses. General and administrative expense increased $4.4 million to $4.6 million during the three months ended March 31, 2012 from $0.2 million during the three months ended March 31, 2011. The increase was related to initial operations of the Company outside of Scintilla subsequent to the acquisition of assets from this related party and to $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.1 million, or 33%, to $4.3 million during the three months ended March 31, 2012 from $3.2 million during the three months ended March 31, 2011. This increase primarily was the result of increased future development costs estimated in connection with the Company’s oil and natural gas reserves at March 31, 2012.

Interest expense. Interest expense increased $156,000, or 24%, to $812,000 during the three months ended March 31, 2012 from $656,000 during the three months ended March 31, 2011. The increase was primarily due to higher debt balances outstanding on the Company’s credit facility during the three months ended March 31, 2012 than were outstanding in the first quarter of 2011.

Realized and unrealized gains (losses) from derivatives. Realized and unrealized gains from derivatives were $1.0 million during the three months ended March 31, 2012 compared to losses of $3.5 million during the three months ended March 31, 2011. This was primarily the result of natural gas prices falling significantly during the first quarter of 2012.

Net Income (Loss)

Net Income (Loss). The Company recorded a net loss of $235,000 during the three months ended March 31, 2012 compared to net income of $1.3 million during the three months ended March 31, 2011. The net loss is primarily due to the stock-based compensation expense of $3.4 million recorded during the first quarter of 2012.

Cash Flow—Three Months Ended March 31, 2012 and 2011

The Company recorded cash flows provided by operations of $7.7 million during the three months ended March 31, 2012 compared to $9.4 million during the three months ended March 31, 2011. Cash flows provided by operations decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher general and administrative cash expenses incurred in anticipation of the Company’s initial public offering and also to lower average commodity prices received for the Company’s production. Cash flows used in investing activities were $7.8 million during the three months ended March 31, 2012 compared to $11.1 million during the three months ended March 31, 2011. Cash flows used in financing activities were $0.6 million during the three months ended March 31, 2012 compared to cash flows provided by financing activities of $1.6 million during the three months ended March 31, 2011.

For the three months ended March 31, 2012, no sources of financing cash flows were needed to fund operations or investing activities.

Capital Resources and Liquidity

Our primary needs for cash are to fund (i) our share of development costs associated with well development within our leasehold properties, (ii) the further acquisition of and payment for additional leasehold assets, and (iii) the payment of contractual obligations and working capital obligations. We believe that funding for these cash needs will likely be provided by a combination of internally-generated cash flows from operations and additional capital raised through future debt and equity financings, and supplemented by additional borrowings under our credit facility.

On August 12, 2011, in conjunction with closing on the assets we acquired from Scintilla and certain other parties, we:

•	closed a private placement of our common stock and raised approximately $1.6 million; and

•

borrowed $62.5 million under a new credit facility, of which $60.0 million was paid to acquire the assets we acquired from Scintilla and approximately $2.5 million was used to pay certain fees incurred to enter into the credit facility (including professional costs and financing fees). As of March 31, 2012, approximately $4.0 million remained available to us under our credit facility to use for general working capital purposes.

We are subject to restrictive covenants under our credit facility. The ability to maintain this facility and borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. For more information regarding the terms of our credit facility, see “—Credit Facility,” below.

Our capital expenditures budget for 2012 is approximately $35 million. We expect to be able to fund our 2012 capital budget with our operating cash flows, in conjunction with potential additional draws from our credit facility. Our capital budget is partially discretionary, and if we experience sustained oil and natural gas prices significantly below their current levels or substantial increases in our drilling and completion costs, we may reduce our capital spending program to remain substantially within our operating cash flows or budgetary constraints.

Other than the development of existing leasehold acreage and other miscellaneous property interests, our 2012 capital budget is exclusive of acquisitions, as the timing and size of acquisitions are difficult to forecast. However, we expect to actively seek to acquire oil and natural gas properties in conventional resource reservoirs that we believe are not subject to significant risk and that provide opportunities for the addition of new reserves and production in Oklahoma and, possibly, elsewhere.

We are also required by our agreements with our contract operator to pay for leasehold held or acquired by our contract operator for our benefit pursuant to such agreements when invoiced by our contract operator, which typically occurs when development of this leasehold commences but may occur prior to that time in the discretion of our contract operator. We estimate that this obligation as of March 31, 2012 was $7.6 million and have recorded a liability in this amount. Although the exact amount we will be required to pay for leasehold in the future is difficult to predict with certainty due to the unknown timing and quantity of acquisitions of leasehold by our contract operator, based on current trends we expect that we will be required to pay approximately $2.6 million during 2012 and approximately $1.8 and $1.6 million in 2013 and 2014, respectively, in respect of these leasehold acquisition costs.

While we believe that our available cash and cash flows will partially fund our 2012 capital expenditures, as adjusted from time to time, we cannot provide any assurances that we will be successful in securing additional funding for all of our planned expenditures. The actual amount and timing of our expenditures may differ materially from our estimates as a result of, among other things, actual drilling results, the timing of expenditures by our contract operator or third parties for leasehold acquisition or relating to projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions. In addition, we would consider increasing, decreasing, or reallocating our 2012 capital budget under certain circumstances.

Credit Facility

On August 12, 2011, we entered into a $150.0 million four-year credit facility with Bank of Montreal as administrative agent and KeyBank as syndication agent. Although the credit facility has a $150.0 million borrowing limit, we are only entitled to borrow an amount equal to our borrowing base, which will be redetermined on a semiannual basis and at other times as directed by us or the administrative agent. The initial borrowing base was $72.5 million. The borrowing base will be redetermined based on reserve reports prepared by engineers acceptable to the administrative agent, which we must deliver to the administrative agent on April 1 and October 1 of each year. At March 31, 2012, the borrowing base was $72.5 million, and we had approximately $68.5 million outstanding under our credit facility, resulting in $4.0 million of available borrowing capacity under the credit facility.

Our credit facility matures on August 12, 2015 and bears interest at a variable rate, which was approximately 3.75% per annum at March 31, 2012. Amounts borrowed and repaid under the credit facility may be reborrowed. The credit facility is available for general corporate purposes, including working capital for our operations.

The obligations of the lenders under our credit facility are several, not joint, meaning that if one lender fails to meet its lending obligations, the other lenders do not have to make us whole. As a result, the total amount that we may borrow might be substantially less than the borrowing base.

Our obligations under the credit facility are secured at all times by substantially all of our assets. We may prepay all advances at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of LIBOR borrowings.

Indebtedness under the credit facility bears interest, at our option, at either:

•

the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, plus an applicable margin that ranges from 1.50% to 2.25%, depending on the percentage of the borrowing base being utilized; or

•	LIBOR plus an applicable margin that ranges from 2.50% to 3.25%, depending on the percentage of borrowing base being utilized.

In addition, the credit facility contains various covenants that limit, among other things, our ability to:

•	grant liens on our assets;

•	incur additional indebtedness;

•	engage in a merger, consolidation or dissolution;

•	sell or otherwise dispose of our assets, businesses and operations;

•	materially alter the character of our business;

•	make acquisitions, investments and capital expenditures;

•	enter into any transactions with affiliated parties except as specifically contemplated in the credit facility; and

•	pay cash dividends or make certain other distributions to stockholders.

The credit facility also contains covenants requiring us to maintain:

•	a current ratio (the ratio of our consolidated current assets to our consolidated current liabilities) of not less than 1.0 to 1.0;

•

a leverage ratio (the ratio of our consolidated funded indebtedness under the credit facility and all other sources to our consolidated adjusted EBITDAX, as defined in the credit agreement) of not more than 3.5 to 1.0; and

•

an interest coverage ratio (the ratio of our consolidated EBITDAX to our consolidated interest expense, as defined in the credit agreement) of not less than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

As of March 31, 2012, we were in compliance with these covenants.

If an event of default exists under the credit facility, the lenders will be able to accelerate the maturity of the credit facility and exercise other rights and remedies. Each of the following could be an event of default under the credit facility:

•	failure to pay any principal when due or any interest or fees within three business days of the due date;

•	failure to perform or otherwise comply with the covenants in the credit facility;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to pay debt;

•	a change of control of us; and

•	other customary defaults, including specified bankruptcy or insolvency events, violations of the Employee Retirement Income Security Act of 1974, and material judgment defaults.

Contractual Obligations

In addition to our contractual obligations to service our credit facility and to pay our proportionate shares of acreage and other costs in existing and new wells in the Golden Lane field and the Luther field, we currently lease 6,595 square feet as our principal executive offices at the rate of $7,100 per month (which we believe reflects current market rates). This lease is for a one-year term with two one-year options on the same terms and conditions. We have also entered into employment agreements with four of our executive officers, Messrs. Kos, Chernicky, Finley and Thompson, providing for the payment of their salaries and certain initial grants of restricted stock described elsewhere in this prospectus. We generally may terminate the employment of these individuals at any time without liability to us under these agreements, except that if we terminate any of these officers without cause, all of the terminated officer’s remaining unvested shares of restricted stock will immediately vest.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no material off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on results of operations and/or financial condition.

As an “emerging growth company” we have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised accounting standards.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if we choose to rely on such exemptions as an “emerging growth company,” we may not be required, among other things, (i) to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) to provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the criteria for an “emerging growth company,” whichever is earlier.

Our significant accounting policies are disclosed in Note 1 to our Financial Statements included in Part I, Item 1 of this Quarterly Report and also in our registration statement on Form S-1 (File No. 333-176548) originally filed with the Commission on August 30, 2011, as amended.

Forward-Looking Statements

Statements that we make in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to many risks, uncertainties and important facts beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures as of March 31, 2012

As required by Rule 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report. “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings. Other than the litigation described in Note 8 to our Financial Statements included in Part I, Item 1 of this Quarterly Report, we are not aware of any material legal proceedings against our Company or involving any of our assets that are contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

Use of Proceeds

This Quarterly Report is the first periodic report we have filed since our registration statement on Form S-1 was declared effective by the Commission on May 8, 2012. As previously noted, due to adverse market conditions, we elected not to consummate the initial public offering of our common stock described in that registration statement and instead terminated such offering and filed a request to withdraw our registration statement with the Commission on May 11, 2012. As a result of the termination of this offering, we did not and will not receive any proceeds from such offering.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter of 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

For a list of documents filed as exhibits to this Quarterly Report, see the Exhibit Index immediately preceding the exhibits filed with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SOURCE ENERGY CORPORATION

June 22, 2012	/s/ Richard D. Finley
Richard D. Finley
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Incorporation of New Source Energy Corporation	S-1	333-176548	3.1	08/30/2011

3.2	Bylaws of New Source Energy Corporation	S-1	333-176548	3.2	08/30/2011

4.1	Registration Rights Agreement, dated as of August 12, 2011, among New Source Energy Corporation, the David J. Chernicky Trust, Deylau, LLC, Timothy R. and Robin L. Cargile, W.K. Chernicky, L.L.C., Okeanos, Inc., Tony McKaig, and Red Dragon, L.L.C.	S-1	333-176548	10.8	08/30/2011

31.1	Rule 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X