Form 10-Q/A
period 2012-03-31
New Source Energy Corp
filed 2012-07-20
CIK 1527547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company: See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to New Source Energy Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on June 22, 2012, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation ST.

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 to the Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q for the period ended March 31, 2012, other than the furnishing of Exhibit 101. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Certificate of Incorporation of New Source Energy Corporation	S-1	333-176548	3.1	08/30/2011

3.2	Bylaws of New Source Energy Corporation	S-1	333-176548	3.2	08/30/2011

4.1	Registration Rights Agreement, dated as of August 12, 2011, among New Source Energy Corporation, the David J. Chernicky Trust, Deylau, LLC, Timothy R. and Robin L. Cargile, W.K. Chernicky, L.L.C., Okeanos, Inc., Tony McKaig, and Red Dragon, L.L.C.	S-1	333-176548	10.8	08/30/2011

31.1	Rule 15d-14(a) Certification of Chief Executive Officer	10-Q	001-35539	31.1	06/22/2012

31.2	Rule 15d-14(a) Certification of Chief Financial Officer	10-Q	001-35539	31.2	06/22/2012

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350	10-Q	001-35539	32.1	06/22/2012

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350	10-Q	001-35539	32.2	06/22/2012

101.INS	XBRL Instance Document						X

101.SCH	XBRL Taxonomy Extension Schema Document						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	XBRL Taxonomy Extension Defintion Linkbase Document						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SOURCE ENERGY CORPORATION

July 20, 2012	/s/ Richard D. Finley
Richard D. Finley
Chief Financial Officer

3