Form 10-Q
period 2012-06-30
New Source Energy Corp
filed 2012-08-14
CIK 1527547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

As of July 31, 2012, the registrant had 24,257,500 outstanding shares of common stock, par value $0.001 per share.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. For implications of our status as an emerging growth company, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report.

NEW SOURCE ENERGY CORPORATION

FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

New Source Energy Corporation

Condensed Balance Sheets

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36	$738
Oil and natural gas sales receivables	2,559	6,644
Oil and natural gas sales receivables – related parties	2,170	452
Other receivables	345	12
Prepaid expenses and deposits	169	244
Derivative assets	4,242	1,241
Deferred tax asset	2,887	2,067

Total current assets	12,408	11,398

Property and equipment:
Oil and natural gas properties, at cost, using full cost method (including $4,088 and $3,390 of unevaluated properties at June 30, 2012 and December 31, 2011)	237,255	220,749
Prepaid drilling and completion costs	1,509	4,384
Other property and equipment	555	241
Accumulated depreciation, depletion and amortization	(108,296)	(100,028)

Total property and equipment, net	131,023	125,346

Goodwill	4,228	4,228
Loan fees, net	1,773	2,046
Deferred offering costs	—	1,266
Derivative assets	2,164	687

Total assets	$151,596	$144,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$726	$561
Accounts payable – related parties	5,397	3,876
Accrued liabilities	95	322
Derivative obligations	—	1,610
Income taxes payable	—	98

Total current liabilities	6,218	6,467

Credit facility	68,500	68,500
Accounts payable – related parties	1,205	2,001
Derivative obligations	—	1,629
Deferred tax liability	17,608	16,212
Asset retirement obligation	1,648	1,534

Total liabilities	95,179	96,343

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock ($0.001 par, 20,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock ($0.001 par, 180,000,000 shares authorized, 24,257,500 shares issued and 21,357,500 shares outstanding at June 30, 2012 and December 31, 2011)	21	21
Additional paid-in capital	66,115	59,398
Accumulated deficit	(9,719)	(10,791)

Total stockholders’ equity	56,417	48,628

Total liabilities and stockholders’ equity	$151,596	$144,971

The accompanying notes are an integral part of these financial statements.

New Source Energy Corporation

Condensed Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
REVENUES
Oil sales	$1,588	$1,255	$3,117	$2,331
Natural gas sales	1,274	2,593	2,828	4,879
Natural gas liquids sales	5,757	9,162	13,286	17,141

Total revenues	8,619	13,010	19,231	24,351

OPERATING COSTS AND EXPENSES
Oil and natural gas production expenses	2,233	2,554	4,326	4,710
Oil and natural gas production taxes	315	932	670	1,235
General and administrative (including stock-based compensation expense of $3,358 and $6,717 for the three and six months ended June 30, 2012)	7,006	613	11,619	785
Depreciation, depletion and amortization	3,988	3,887	8,268	7,110
Accretion expense	32	14	62	28

Total operating costs and expenses	13,574	8,000	24,945	13,868

Operating income (loss)	(4,955)	5,010	(5,714)	10,483

OTHER INCOME (EXPENSE)
Interest expense	(786)	(788)	(1,598)	(1,444)
Realized and unrealized gain (loss) from derivatives, net	7,996	768	9,005	(2,758)

Income before income taxes	2,255	4,990	1,693	6,281
Income tax expense	948	—	621	—

Net income	$1,307	$4,990	$1,072	$6,281

Net income per common share (See Note 1)
Basic and diluted	$0.05		$0.04

Weighted average shares outstanding used in computing net income per common share
Basic and diluted	21,358		21,358

Pro forma net income reflecting change in tax status (See Note 1)
Income before income taxes		$4,990		$6,281
Pro forma income tax expense		(1,941)		(2,443)

Pro forma net income		$3,049		$3,838

Pro forma net income per common share – basic and diluted (See Note 1)
Pro forma net income per common share		$0.15		$0.19

Shares used in computing pro forma net income per common share		20,000		20,000

The accompanying notes are an integral part of these financial statements.

New Source Energy Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,072	$6,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,268	7,110
Stock-based compensation	6,717	—
Unrealized net derivatives loss (gain)	(7,718)	1,819
Deferred income tax expense	576	—
Write off abandoned offering costs	2,604	—
Amortization of loan fees	303	239
Accretion expense	62	28
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	4,085	(310)
Oil and natural gas sales receivables – related parties	(1,718)	—
Other current assets	(251)	—
Accounts payable – trade	165	(133)
Accounts payable – related parties	3	—
Current income taxes	(105)	—
Accrued liabilities	(227)	—

Net cash provided by operating activities	13,836	15,034

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for oil and natural gas properties	(12,856)	(16,734)
Payments for other property and equipment	(314)	—

Net cash used in investing activities	(13,170)	(16,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for deferred loan costs	(30)	—
Payments for offering costs	(1,338)	(544)
Contribution from parent	—	2,244

Net cash provided by (used in) financing activities	(1,368)	1,700

Net change in cash and cash equivalents	(702)	—

Cash and cash equivalents, beginning of period	738	—

Cash and cash equivalents, end of period	$36	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$1,434	$1,204
Cash paid for income taxes	$150	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalized asset retirement obligation	$52	$6
Increase (decrease) in accrued capital expenditures	$722	$(1,214)

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

Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of the Company at June 30, 2012 and December 31, 2011 and the Company’s results of operations for the three and six months ended June 30, 2012 and its cash flows for the six months ended June 30, 2012 and 2011. These condensed financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated interim periods in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these unaudited condensed financial statements should be read along with the Company’s financial statements for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1 (File No. 333-176548) for an expanded discussion of the Company’s financial disclosures and accounting policies. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Nature of Operations

The transaction between the Company and Scintilla discussed above was a transaction between businesses under common control. The accounts relating to the properties acquired have been reflected retroactively in the Company’s financial statements at carryover basis. Therefore, for periods prior to August 12, 2011, the accompanying financial statements may not be indicative of the Company’s future performance and may not reflect what its financial position, results of operations, and cash flows would have been had it been operated as an independent company.

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

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

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

Oil and Natural Gas Properties

The Company utilizes the full cost method of accounting for oil and natural gas properties whereby productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the ceiling limitation). In arriving at estimated after-tax future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated after-tax future net revenues have been prepared by an independent petroleum engineer. Future net revenues were computed based on reserves using prices calculated as the unweighted arithmetical average oil and natural gas prices on the first day of each month within the latest twelve-month period. Prior to August 12, 2011, the ceiling limitation computation was determined without regard to income taxes. There were no full cost ceiling write-downs recorded in the six months ended June 30, 2012 or 2011.

Earnings per Share

Subsequent to the acquisition of the properties from Scintilla on August 12, 2011, the Company presents earnings per share information in accordance with ASC Topic 260, “Earnings per Share.”

The Company’s restricted shares of common stock are participating securities under ASC 260, because they may participate in undistributed earnings with common stock.

As a result of issuing restricted shares of common stock that are deemed participating securities, we calculate earnings per share using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are allocated between the common stockholders and the participating security holders based on their respective rights to receive dividends as if all undistributed booked earnings for the period were distributed. Accordingly, earnings attributable to unvested equity awards, along with the corresponding share counts, are excluded from earnings per share as reflected in our statement of operations. In calculating basic net income per common share, we deduct any dividends and undistributed earnings allocated to unvested equity awards from net income and then divide the result by the weighted-average number of common shares outstanding for the period.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands, except per share data)
Basic and diluted net income per common share
Numerator:
Net income	$1,307	$1,072
Net income attributable to restricted participating securities	(156)	(128)

Net income attributable to common stockholders - basic and diluted	$1,151	$944

Denominator:
Weighted average common shares used to compute basic and diluted net income per common share	21,358	21,358

Basic and diluted net income per common share attributable to common stockholders	$0.05	$0.04

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

New Dominion acquires leasehold acreage on behalf of the Company for which the Company is obligated to pay in varying amounts according to agreements applicable to particular areas of mutual interest. The leasehold cost for which the Company is obligated is approximately $4.6 million as of June 30, 2012, of which $3.4 million is reflected as a current liability and $1.2 million is reflected as a long-term liability. The Company classifies these amounts as current or long-term liabilities based on the estimated dates of future development of the leasehold, which is customarily when New Dominion invoices the Company for these costs.

3. Credit Facility

On August 12, 2011, the Company entered into a $150.0 million four-year credit facility with Bank of Montreal as administrative agent and KeyBank as syndication agent. Although the credit facility has a $150.0 million borrowing limit, the Company is only entitled to borrow an amount equal to the Company’s borrowing base, which is re-determined on a semiannual basis and at other times as directed by the Company or the administrative agent. The initial borrowing base was $72.5 million. The borrowing base is re-determined based on reserve reports prepared by engineers acceptable to the administrative agent, which the Company must deliver to the administrative agent on April 1 and October 1 of each year. At June 30, 2012, the borrowing base was $72.5 million.

As of June 30, 2012, the Company had $68.5 million outstanding under the Company’s credit facility and, as a result, the Company had $4.0 million of available borrowing capacity under the credit facility. The borrowing base was re-determined on August 2, 2012, in connection with derivative transactions occurring in July 2012. As a result, the Company’s borrowing base was reduced to $70 million. (See Note 10.) The credit facility matures on August 12, 2015 and bears interest at a variable rate, which was approximately 3.75% per annum at June 30, 2012. Amounts borrowed and repaid under the credit facility may be re-borrowed. The credit facility is available for general corporate purposes, including working capital for the Company’s operations. The Company’s obligations under the credit facility are secured by substantially all of the Company’s assets.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

4. Fair Value Measurements

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 (in thousands):

Description	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Natural gas liquids swaps	$—	$—	$4,148	$4,148
Oil and natural gas collars	—	—	2,259	2,259

Total net financial assets	$—	$—	$6,407	$6,407

The Company’s commodity derivative contracts are accounted for at fair value on a recurring basis. The net fair values at June 30, 2012 and December 31, 2011 of $6.4 million and $(1.3) million, respectively, were classified as Level 3. The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are compared to the values provided by the counterparty for reasonableness. Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s derivative contracts.

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

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

The carrying amount of the revolving long-term debt of $68.5 million as of June 30, 2012 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The Company has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative contracts classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3) Six Months Ended June 30,
	2012	2011
Beginning balance	$(1,311)	$(1,174)
Realized gains (losses)	1,287	(743)
Unrealized gains (losses)	7,718	(1,908)
Settlements paid (received)	(1,288)	743

Ending balance	$6,406	$(3,082)

Change in unrealized gains (losses) included in earnings related to derivates still held as of June 30, 2012 and 2011	$7,718	$(1,908)

5. Derivative Instruments

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil, natural gas and natural gas liquids production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor price over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil, natural gas and natural gas liquids price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

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

Commodity derivative positions at June 30, 2012 were as follows:

Oil collars:
Year	Volumes (Bbls)	Floor Price	Ceiling Price
July 1 – December 31, 2012	63,508	$72.15	$112.02
2013	91,145	$72.00	$118.76
2014	34,645	$86.01	$116.97

Natural gas liquid swaps:
Year	Volumes (Gals)	Avg Price per Gal	Range per Gal
July 1 – December 31, 2012	5,613,609	$1.249	$0.399 - $2.381
2013	8,173,304	$1.062	$0.376 - $2.300
2014	3,148,316	$1.133	$0.410 - $2.300

Natural gas collars:
Year	Volumes (MMBtu)	Floor Price	Ceiling Price
July 1 – December 31, 2012	687,510	$4.00	$4.72
2013	950,004	$4.25	$5.43

Balance Sheet Presentation

The following information summarizes the presentation of the fair value of the Company’s derivative instruments on the condensed balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Current asset	$4,242	$1,241
Long-term asset	2,164	687
Current liability	—	(1,610)
Long-term liability	—	(1,629)

Total fair value net asset (liability)	$6,406	$(1,311)

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed statements of operations as “Realized and unrealized derivatives gain (loss) from derivatives, net.” Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts. Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change. The following summarizes the Company’s realized and unrealized gains (losses) from derivative instruments for the three and six months ended June 30, 2012 and 2011 (in thousands):

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains (losses) on derivative instruments	$1,100	$(636)	$1,287	$(939)
Unrealized gains (losses) on derivative instruments	6,896	1,404	7,718	(1,819)

Total realized and unrealized gains (losses) on derivative instruments	$7,996	$768	$9,005	$(2,758)

6. Income Taxes

Subsequent to the acquisition of oil and gas properties from Scintilla on August 12, 2011, the Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes.” The provision (benefit) for income taxes for the three and six months ended June 30, 2012 is comprised of (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Current	$(18)	$45
Deferred	966	576

Provision for income tax expense	$948	$621

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The significant differences between pre-tax book income and taxable book income relate to non-deductible expenses.

The Company’s income tax expense was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows at June 30, 2012 (in thousands):

Deferred tax liabilities:
Current:
Derivative assets	$1,650

Total current deferred tax liability	1,650

Noncurrent:
Derivative assets	842
Depreciable and depletable property, plant and equipment	24,129

Total noncurrent deferred tax liabilities	24,971

Total deferred tax liabilities	$26,621

Deferred tax assets:
Current:
Stock compensation	$(4,537)

Total current deferred tax asset	(4,537)

Noncurrent:
Asset retirement obligation	(641)
Net operating loss carryforward and alternative minimum tax credit	(6,722)

Total noncurrent deferred tax assets	(7,363)

Total deferred tax assets	(11,900)

Net deferred tax liability	$14,721

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

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

The Company amortizes the value to general and administrative expense over the vesting periods for which there are fixed vesting terms of the awards. Accordingly, the Company recorded $6.7 million of stock-based compensation for the six months ended June 30, 2012, as compared to no stock-based compensation expense recorded for the six months ended June 30, 2011. As of June 30, 2012, unamortized stock compensation expense is $5.3 million.

An additional $11.9 million may be charged to expense in the event that the Company completes an initial public offering of common stock.

8. Abandoned Initial Public Offering

The Company had accumulated and deferred certain costs on the balance sheet in 2011 and 2012 related to efforts to complete an initial public offering of its common stock. The Company abandoned the plan for this public offering in May 2012. As a result, deferred offering costs previously capitalized in the amount of $2.6 million were charged against earnings and recorded within general and administrative expenses in the quarter ending June 30, 2012. The company retained no costs associated with this attempted offering on its balance sheet as of June 30, 2012.

9. Commitments and Contingencies

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

New Dominion controls the acquisition and development of these properties. The Company is obligated to reimburse New Dominion for its proportionate share of the cost of additional acreage New Dominion purchases. To the extent the Company elects to participate in developing future wells on this acreage as proposed by New Dominion, it will be obligated to pay its proportionate share of the development costs, including paying connection charges to New Dominion for connection and access to its saltwater disposal infrastructure and maintenance and operating costs of New Dominion’s saltwater disposal wells. The Company does not become obligated to fund development costs until (i) wells are proposed by New Dominion for drilling, and (ii) the Company’s consent to participate in the drilling activity is formalized. The Company estimates that at June 30, 2012 it has committed to fund future development costs of approximately $6.4 million.

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

New Source Energy Corporation

Notes to Unaudited Condensed Financial Statements

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

10. Subsequent Events

On July 12, 2012, the Company liquidated all of the oil, natural gas and natural gas liquids swap and collar derivative positions that it held as of June 30, 2012 and received proceeds of approximately $4.9 million. On July 19, 2012, the Company entered into new fixed price derivative swap contracts for oil, natural gas and natural gas liquids for approximately 50% of the volumes that were previously hedged at current prices. The commodity derivative positions that were entered into on July 19, 2012 are as follows:

Oil fixed price swaps:

Contract Period	Volume (bbl)	Fixed Price
August – December 2012	26,111	$92.60
January – December 2013	45,576	$93.05
January – July 2014	17,324	$90.20

Natural gas fixed price swaps:

Contract Period	Volume (mmbtu)	Fixed Price
August – December 2012	286,465	$3.08
January – December 2013	475,008	$3.60

Natural gas liquids fixed price swaps:

Contract Period	Volume (gallons)	Average Price	Price Range
August – December 2012	2,311,013	$1.013	$0.401 - $1.970
January – December 2013	4,086,668	$1.032	$0.394 - $1.943
January – July 2014	1,574,163	$1.066	$0.379 - $1.895

As a result of the derivative commodity transactions in July 2012 described above, the Company’s credit facility borrowing base was re-determined by the administrative agent and, on August 2, 2012, the Company’s borrowing base was reduced to $70 million.

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to June 30, 2012 that warrant additional disclosure or accounting considerations.

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

We were formed on July 12, 2011, to acquire and develop oil and natural gas properties. On August 12, 2011, we acquired certain oil and natural gas assets from Scintilla, LLC (“Scintilla”), an affiliated entity, and certain other parties for 21.2 million shares of our common stock and $60 million in cash, as described in the notes to our financial statements included in this Quarterly Report. At the time of our acquisition of these assets, we became a party to agreements by which New Dominion will continue as the contract operator of those properties. We subsequently acquired additional undeveloped interests in our Golden Lane field from Scintilla. Both Scintilla and New Dominion are owned and controlled by our principal stockholder, chairman and senior geologist, David J. Chernicky. Scintilla serves as Mr. Chernicky’s holding company for his working interests, while New Dominion acts as the operator of those assets and related infrastructure.

On August 30, 2011, we filed a registration statement with the Securities and Exchange Commission (the “Commission”) on Form S-1 for an initial public offering of our common stock. This registration statement was declared effective by the Commission on May 8, 2012. However, due to adverse general market conditions, we elected not to complete this offering and filed a request to withdraw our registration statement with the Commission on May 11, 2012. If general market conditions improve, we may again attempt an offering of debt or equity securities and/or other capital-raising activities, but we can offer no assurance that we will do so or, if we do, that we will be successful in such activities. As a result of our decision to abandon this offering, we charged deferred offering costs in the amount of $2.6 million against our earnings in the second quarter of 2012.

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

Our historical financial statements as of and for periods prior to August 12, 2011 were prepared on a “carve out” basis. As such, they reflect historical accounts attributable to the assets we acquired from Scintilla for such periods, including allocation of expenses of Scintilla. Due to the change from a non-taxable entity to a taxable one on August 12, 2011, our financial statements also include substantial deferred income taxes attributable to the differences between the book and tax bases of the assets we acquired from Scintilla and the assets we acquired from other parties. These book and tax basis differences primarily result from prior income tax deductions taken with respect to these assets by Scintilla and the other parties from which the assets were acquired. The deferred income taxes that we recorded in the third quarter ended September 30, 2011, relate to the acquisition of these assets, and are non-recurring in nature.

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

Summary Operating Data

The following table presents summary operating data:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Sales Data:
Oil sales (Bbls)	17,532	12,537	32,827	24,334
Natural gas (Mcf)(1)	600,442	649,270	1,228,241	1,288,319
Natural gas liquids (Bbls)	190,958	184,093	379,222	372,924

Total crude oil equivalent (Boe)(2)	308,564	304,842	616,756	611,978
Average daily volumes (Boe/d)	3,391	3,350	3,389	3,381
Average Sales Price (Excluding Derivatives):
Crude oil (per Bbl)	$90.58	$100.10	$94.95	$95.79
Natural gas (per Mcf)	$2.12	$3.99	$2.30	$3.79
Natural gas liquids (per Bbl)	$30.15	$49.77	$35.03	$45.96
Average equivalent price (per Boe)	$27.93	$42.68	$31.18	$39.79
Expenses (per Boe):
Lease operating expenses	$5.66	$5.39	$5.56	$4.78
Workover expenses	$1.58	$2.99	$1.45	$2.92
Production taxes	$1.02	$3.06	$1.09	$2.02
General and administrative	$22.71	$2.01	$18.84	$1.28
Depreciation, depletion and amortization	$12.92	$12.75	$13.41	$11.62

(1)	Natural gas volumes presented in the second quarter of 2012 are presented on an after processed basis. Reclassifications were made to volumes for the first quarter of 2012 and the first and second quarters of 2011 to provide comparable volumetric comparisons.
(2)	Determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil.

Three Months Ended June 30, 2012 and 2011

Oil & Natural Gas Revenues

Revenues from oil and natural gas operations were approximately $8.6 million for the three months ended June 30, 2012, a decrease of $4.4 million, or 34%, compared to the three months ended June 30, 2011. Of the total revenues generated during the three months ended June 30, 2012, approximately 67% were generated through natural gas liquids sales, approximately 15% were generated through natural gas sales and approximately 18% were generated through oil sales. The decrease in revenues was largely the result of generally lower average prices.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

•	the average realized oil price was $90.58 per Bbl during the three months ended June 30, 2012, a decrease of 10% from $100.10 per Bbl during the three months ended June 30, 2011;

•	total oil production was 17,532 Bbls during the three months ended June 30, 2012, an increase of 40% from 12,537 Bbls during the three months ended June 30, 2011;

•	the average realized natural gas price was $2.12 per Mcf during the three months ended June 30, 2012, a decrease of 47% from $3.99 per Mcf during the three months ended June 30, 2011;

•	total natural gas production was 600,442 Mcf for the three months ended June 30, 2012, a decrease of 8% from 649,270 Mcf for the three months ended June 30, 2011;

•	the average realized natural gas liquids price was $30.15 per Bbl during the three months ended June 30, 2012, a decrease of 39% from $49.77 per Bbl during the three months ended June 30, 2011; and

•	total natural gas liquids production was 190,958 Bbls for the three months ended June 30, 2012, an increase of 4% from 184,093 Bbls for the three months ended June 30, 2011.

For the three months ended June 30, 2012, production of oil and natural gas liquids increased and production of natural gas decreased as compared to the second quarter of 2012 primarily because the Company has increased its development and production activities since the first quarter of 2011 in areas of the Hunton reservoir containing a higher concentration of oil and natural gas liquids and a relatively lower concentration of natural gas.

Operating Expenses

Lease operating expenses. Lease operating expenses increased $0.1 million, or 6%, to $1.7 million during the three months ended June 30, 2012 from $1.6 million during the three months ended June 30, 2011. Significant components of lease operating expenses were power & fuel, treating & chemicals, salt water disposal and overhead charges.

Workover expenses. Workover expenses decreased $0.4 million, or 46%, to $0.5 million during the three months ended June 30, 2012 from $0.9 million during the three months ended June 30, 2011. Workovers decreased due to fewer required workover operations.

Total production costs decreased on an equivalent basis from $8.38 per Boe to $7.24 per Boe.

Production taxes. Production taxes decreased $0.6 million or 66%, to $0.3 million during the three months ended June 30, 2012 from $0.9 million during the three months ended June 30, 2011. The decrease was due to tax incentives on new wells and tax refunds received in 2012.

General and administrative. General and administrative expense increased $6.4 million, or 1043%, to $7.0 million during the three months ended June 30, 2012 from $0.6 million during the three months ended June 30, 2011. The increase in general and administrative expense was related to operations of the Company outside of Scintilla subsequent to the acquisition of assets from this related party primarily related to executive, accounting and legal fees, the write off of $2.6 million of abandoned offering costs and $3.4 million of stock based compensation expense recognized during the three months ended June 30, 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.1 million, or 3%, to $4.0 million during the three months ended June 30, 2012 from $3.9 million during the three months ended June 30, 2011. This increase was consistent with the increase in production.

Other Income/Expense

Interest expense. Interest expense decreased less than 1%, to $786,000 during the three months ended June 30, 2012 from $788,000 during the three months ended June 30, 2011.

Realized and unrealized gains from derivatives. Realized and unrealized gains from derivatives increased $7.2 million, or 941%, to $8.0 million during the three months ended June 30, 2012 from $0.8 million during the three months ended June 30, 2011. This was primarily the result of energy commodity prices falling significantly during the second quarter of 2012.

Net Income

The Company recorded a net income of $1.3 million during the three months ended June 30, 2012 compared to net income of $5.0 million during the three months ended June 30, 2011. The decrease in net income is primarily due to increased general and administrative expenses related to stock based compensation and the write off of abandoned offering costs offset by gains from derivatives.

Six Months Ended June 30, 2012 and 2011

Oil & Natural Gas Revenues

Revenues from oil and natural gas operations were approximately $19.2 million for the six months ended June 30, 2012, a decrease of $5.1 million, or 21%, compared to the six months ended June 30, 2011. Of the total revenues generated during the six months ended June 30, 2012, approximately 69% were generated through natural gas liquids sales, approximately 15% were generated through natural gas sales and approximately 16% were generated through oil sales. The decrease in revenues was largely the result of generally lower average prices.

The following were specifically related to the impact of production and price levels on revenues recorded during the periods:

•	the average realized oil price was $94.95 per Bbl during the six months ended June 30, 2012, a decrease of 1% from $95.79 per Bbl during the six months ended June 30, 2011;

•	total oil production was 32,827 Bbls during the six months ended June 30, 2012, an increase of 35% from 24,334 Bbls during the six months ended June 30, 2011;

•	the average realized natural gas price was $2.30 per Mcf during the six months ended June 30, 2012, a decrease of 39% from $3.79 per Mcf during the six months ended June 30, 2011;

•	total natural gas production was 1,228,241 Mcf for the six months ended June 30, 2012, a decrease of 5% from 1,288,319 Mcf for the six months ended June 30, 2011;

•	the average realized natural gas liquids price was $35.03 per Bbl during the six months ended June 30, 2012, a decrease of 24% from $45.96 per Bbl during the six months ended June 30, 2011; and

•	total natural gas liquids production was 379,222 Bbls for the six months ended June 30, 2012, an increase of 2% from 372,924 Bbls for the six months ended June 30, 2011.

For the six months ended June 30, 2012, production of oil and natural gas liquids increased and production of natural gas decreased as compared to the first half of 2012 primarily because the Company has increased its development and production activities since the first half of 2011 in areas of the Hunton reservoir containing a higher concentration of oil and natural gas liquids and a relatively lower concentration of natural gas.

Operating Expenses

Lease operating expenses. Lease operating expenses increased $0.5 million, or 17%, to $3.4 million during the six months ended June 30, 2012 from $2.9 million during the six months ended June 30, 2011. Significant components of lease operating expenses were power & fuel, treating & chemicals, salt water disposal and overhead charges.

Workover expenses. Workover expenses decreased $0.9 million, or 50%, to $0.9 million during the six months ended June 30, 2012 from $1.8 million during the six months ended June 30, 2011. Workovers decreased due to focus on capitalized lateral extensions and new drilling and fewer required workover operations.

Total production costs decreased on an equivalent basis from $7.70 per Boe to $7.01 per Boe.

Production taxes. Production taxes decreased $0.5 million, or 46%, to $0.7 million during the six months ended June 30, 2012 from $1.2 million during the six months ended June 30, 2011. The decrease was due to tax incentives on new wells and tax refunds received in 2012.

General and administrative. General and administrative expense increased $10.8 million, or 1380%, to $11.6 million during the six months ended June 30, 2012 from $0.8 million during the six months ended June 30, 2011. The increase in general and administrative expense was related to operations of the Company outside of Scintilla subsequent to the acquisition of assets from this related party primarily related to executive, accounting and legal fees, the write off of $2.6 million of abandoned offering costs and $6.7 million of stock based compensation expense recognized during the six months ended June 30, 2012.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.2 million, or 16%, to $8.3 million during the six months ended June 30, 2012 from $7.1 million during the six months ended June 30, 2011. This increase was the result of increased future development cost estimated in connection with the Company’s oil and natural gas reserves at March 31, 2012.

Other Income/Expense

Interest expense. Interest expense increased $0.2 million, or 11%, to $1.6 million during the six months ended June 30, 2012 from $1.4 million during the six months ended June 30, 2011. The increase was primarily due to higher debt balances outstanding on the credit agreement during the six months ended June 30, 2012 than was outstanding in the first half of 2011.

Realized and unrealized gains and losses from derivatives. Realized and unrealized gains from derivatives were $9.0 million during the six months ended June 30, 2012 compared to losses of $2.8 million during the six months ended June 30, 2012. This was primarily the result of energy commodity prices falling significantly during the first half of 2012.

Net Income

The Company recorded net income of $1.1 million during the six months ended June 30, 2012 compared to net income of $6.3 million during the six months ended June 30, 2011. The decrease in net income is primarily due to increased general and administrative expenses related to stock based compensation and the write off of abandoned offering costs offset by gains from derivatives.

Cash Flow –Six Months Ended June 30, 2012 and 2011

The Company recorded cash flows provided by operations of $13.8 million during the six months ended June 30, 2012 compared to 15.0 million during the six months ended June 30, 2011. Cash flows provided by operations decreased in the first six months of 2012 compared to the first six months of 2011 primarily due to higher general and administrative costs as discussed above in the results of operations. Cash flows used in investing activities were $13.2 million during the six months ended June 30, 2012 compared to $16.7 million during the six months ended June 30, 2011. Cash flows used in financing activities were $1.4 million during the six months ended June 30, 2012 compared to cash flows provided by financing activities of $1.7 million during the six months ended June 30, 2011.

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

•

borrowed $62.5 million under a new credit facility, of which $60.0 million was paid to acquire the assets we acquired from Scintilla and approximately $2.5 million was used to pay certain fees incurred to enter into the credit facility (including professional costs and financing fees). As of June 30, 2012, approximately $4.0 million remained available to us under our credit facility to use for general working capital purposes. The borrowing base was reduced by $2.5 million on August 2, 2012, in connection with a re-determination as a result of derivative transactions occurring in July 2012.

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

We are also required by our agreements with our contract operator to pay for leasehold held or acquired by our contract operator for our benefit pursuant to such agreements when invoiced by our contract operator, which typically occurs when development of this leasehold commences but may occur prior to that time in the discretion of our contract operator. We estimate that this obligation as of June 30, 2012 was $4.6 million and have recorded a liability in this amount. Although the exact amount we will be required to pay for leasehold in the future is difficult to predict with certainty due to the unknown timing and quantity of acquisitions of leasehold by our contract operator, based on current trends we expect that we will be required to pay approximately $3.4 million during 2012 and approximately $1.2 million in 2013 and 2014 in respect of these leasehold acquisition costs.

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

Credit Facility

On August 12, 2011, we entered into a $150.0 million four-year credit facility with Bank of Montreal as administrative agent and KeyBank as syndication agent. Although the credit facility has a $150.0 million borrowing limit, we are only entitled to borrow an amount equal to our borrowing base, which will be redetermined on a semiannual basis and at other times as directed by us or the administrative agent. The initial borrowing base was $72.5 million. The borrowing base will be redetermined based on reserve reports prepared by engineers acceptable to the administrative agent, which we must deliver to the administrative agent on April 1 and October 1 of each year. At June 30, 2012, the borrowing base was $72.5 million, and we had approximately $68.5 million outstanding under our credit facility, resulting in $4.0 million of available borrowing capacity under the credit facility. The borrowing base was reduced by $2.5 million on August 2, 2012, in connection with a re-determination as a result of derivative transactions occurring in July 2012.

Our credit facility matures on August 12, 2015 and bears interest at a variable rate, which was approximately 3.75% per annum at June 30, 2012. Amounts borrowed and repaid under the credit facility may be reborrowed. The credit facility is available for general corporate purposes, including working capital for our operations.

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

As of June 30, 2012, we were in compliance with these covenants.

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

Contractual Obligations

In addition to our contractual obligations to service our credit facility and to pay our proportionate shares of acreage and other costs in existing and new wells in the Golden Lane field and the Luther field, we currently lease 6,595 square feet as our principal executive offices at the rate of $7,100 per month (which we believe reflects current market rates). This lease has a current term through July, 2013 with a one-year option on the same terms and conditions. We have also entered into employment agreements with four of our executive officers, Messrs. Kos, Chernicky,

Finley and Thompson, providing for the payment of their salaries and certain initial grants of restricted stock. We generally may terminate the employment of these individuals at any time without liability to us under these agreements, except that if we terminate any of these officers without cause, all of the terminated officer’s remaining unvested shares of restricted stock will immediately vest.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no material off-balance sheet arrangements. We have no plans to enter into any off-balance sheet arrangements in the foreseeable future.

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

Evaluation of Disclosure Controls and Procedures as of June 30, 2012

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

This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

PART II – OTHER INFORMATION

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2012.

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

NEW SOURCE ENERGY CORPORATION /s/ Richard D. Finley
August 14, 2012	Richard D. Finley Chief Financial Officer

EXHIBIT INDEX

	Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Certificate of Incorporation of New Source Energy Corporation	S-1	333-176548	3.1	08/30/2011

3.2	Bylaws of New Source Energy Corporation	S-1	333-176548	3.2	08/30/2011

4.1	Registration Rights Agreement, dated as of August 12, 2011, among New Source Energy Corporation, the David J. Chernicky Trust, Deylau, LLC, Timothy R. and Robin L. Cargile, W.K. Chernicky, L.L.C., Okeanos, Inc., Tony McKaig, and Red Dragon, L.L.C.	S-1	333-176548	10.8	08/30/2011

31.1	Rule 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X