Form 10-Q/A
period 2012-06-30
New Source Energy Corp
filed 2012-09-12
CIK 1527547

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

As of July 31, 2012, the registrant had 24,257,500 shares of common stock, par value $0.001 per share, issued and outstanding.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. For implications of our status as an emerging growth company, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to New Source Energy Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation ST.

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

No other changes have been made to the Form 10-Q for the period ended June 30, 2012, other than the furnishing of Exhibit 101. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Incorporation of New Source Energy Corporation	S-1	333-176548	3.1	08/30/2011
3.2	Bylaws of New Source Energy Corporation	S-1	333-176548	3.2	08/30/2011
4.1	Registration Rights Agreement, dated as of August 12, 2011, among New Source Energy Corporation, the David J. Chernicky Trust, Deylau, LLC, Timothy R. and Robin L. Cargile, W.K. Chernicky, L.L.C., Okeanos, Inc., Tony McKaig, and Red Dragon, L.L.C.	S-1	333-176548	10.8	08/30/2011
31.1	Rule 15d-14(a) Certification of Chief Executive Officer	10-Q	001-35539	31.1	08/14/2012
31.2	Rule 15d-14(a) Certification of Chief Financial Officer	10-Q	001-35539	31.2	08/14/2012
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350	10-Q	001-35539	32.1	08/14/2012
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350	10-Q	001-35539	32.2	08/14/2012
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema Document						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SOURCE ENERGY CORPORATION

September 12, 2012	/s/ Richard D. Finley
Richard D. Finley
Chief Financial Officer

3